Form 10-K
period 2022-12-31
BMO 2022-C1 Mortgage Trust
filed 2023-03-31
CIK 1903688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of issuing entity:333-255934-01

Central Index Key Number of the issuing entity:0001903688

BMO 2022-C1 Mortgage Trust

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor:0001861132

BMO Commercial Mortgage Securities LLC

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:0000927971

Bank of Montreal

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001089877

KeyBank National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001548405

Starwood Mortgage Capital LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001878059

SSOF SCRE AIV, L.P.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	38-4209726 38-4209727 38-7290275 (I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ___

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ___

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ___

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

1.  The Coleman Highline Phase IV mortgage loan, which represented approximately 3.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Coleman Highline Phase IV mortgage loan and each of the related companion loan(s) were serviced pursuant to the BBCMS 2022-C14 PSA (as defined in Item 15 below) prior to March 15,2022.  The Coleman Highline Phase IV mortgage loan and each of the related companion loan(s) are serviced pursuant to the COLEM 2022-HLNE TSA (as defined in Item 15 below) on and after March 15,2022.

2.  The AMF Portfolio mortgage loan, which represented approximately 3.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The AMF Portfolio mortgage loan and each of the related companion loan(s) are serviced pursuant to the BBCMS 2021-C12 PSA (as defined in Item 15 below).

3.  The 601 Lexington Avenue mortgage loan, which represented approximately 3.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The 601 Lexington Avenue mortgage loan and each of the related companion loan(s) are serviced pursuant to the BXP Trust 2021 601L TSA (as defined in Item 15 below).

4.  The Hudson Commons mortgage loan, which represented approximately 3.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Hudson Commons mortgage loan and each of the related companion loan(s) are serviced pursuant to the COMM 2022-HC TSA (as defined in Item 15 below).

5.  The Bedrock Portfolio mortgage loan, which represented approximately 3.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Bedrock Portfolio mortgage loan and each of the related companion loan(s) are serviced pursuant to the BMARK 2022-B32 PSA (as defined in Item 15 below).

6.  The IPCC National Storage Portfolio XV mortgage loan, which represented approximately 3.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 2 Riverfront Plaza mortgage loan, which represented approximately 3.3% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan and each of the related companion loan(s) were serviced pursuant to the BMO 2022-C1 PSA (as defined in Item 15 below) prior to April 13, 2022. The IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan and each of the related companion loan(s) are serviced pursuant to the BBCMS 2022-C15 PSA (as defined in Item 15 below) on and after April 13, 2022.

7.  The Wyndham National Hotel Portfolio mortgage loan, which represented approximately 1.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Wyndham National Hotel Portfolio mortgage loan and each of the related companion loan(s) are serviced pursuant to the UBS 2019-C18 PSA (as defined in Item 15 below).

8.  The Meadowood Mall mortgage loan, which represented approximately 1,6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Meadowood Mall mortgage loan and each of the related companion loan(s) were serviced pursuant to the WFCMT 2021-C61 PSA (as defined in Item 15 below) prior to November 30,2022.  The Meadowood Mall mortgage loan and each of the related companion loan(s) are serviced pursuant to the 3650R 2022-PF2 PSA (as defined in Item 15 below) on and after November 30,2022.

9.   Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of 3650 REIT Loan Servicing LLC, as special servicer for the Meadowood Mall mortgage loan under the 3650R 2022-PF2 PSA is not included in this report on Form 10-K because 3650 REIT Loan Servicing LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Computershare Trust Company, National Association as certificate administrator under the BBCMS 2022-C14, the COLEM 2022-HLNE TSA, the BBCMS 2021-C12 PSA, the BXP Trust 2021-601L TSA, the COMM 2022-HC TSA, the BMARK 2022-B32 PSA, the BBCMS 2022-C15 PSA, the WFCMT 2021-C61 PSA and the 3650R 2022-PF2 PSA and (ii) Wells Fargo Bank, National Association, as certificate administrator under the UBS 2019-C18 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Trust, National Association, as trustee under the COLEM 2022-HLNE TSA and the COMM 2022-HC TSA, because there was no relevant servicing criteria applicable to Wilmington Trust, National Association as trustee under the COLEM 2022-HLNE TSA and the COMM 2022-HC TSA during the year ended December 31, 2022 and, pursuant to the terms of the COLEM 2022-HLNE TSA and the COMM 2022-HC TSA, the trustee is not required to provide assessment of compliance with applicable servicing criteria and attestation report on assessment of compliance with servicing criteria with respect to any period during which there was no applicable servicing criteria applicable to it.

10.  This report on Form 10-K does not include the servicer compliance statements of (i) Situs Holdings, LLC, as special servicer for the 360 Rosemary mortgage loan under the BMO 2022-C1 PSA, (ii) Situs Holdings, LLC, as special servicer for the 601 Lexington Avenue mortgage loan under the BXP 2021-601L TSA, (iii) Rialto Capital Advisors, LLC, as special servicer for the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA, (iv) Rialto Capital Advisors, LLC, as special servicer for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA, (v) Wells Fargo Bank, National Association, as master servicer under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced, (vi) Wells Fargo Bank, National Association, as master servicer under the WFCMT 2021-C61 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced, and (vi) 3650 REIT Loan Servicing LLC, as special servicer for the Meadowood Mall mortgage loan under the 3650R 2022-PF2 PSA, because each of Situs Holdings, LLC, Rialto Capital Advisors, LLC, Wells Fargo Bank, National Association and 3650 REIT Loan Servicing LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Computershare Trust Company, National Association as certificate administrator under the BBCMS 2022-C14, the COLEM 2022-HLNE TSA, the BBCMS 2021-C12 PSA, the BXP Trust 2021-601L TSA, the COMM 2022-HC TSA, the BMARK 2022-B32 PSA, the BBCMS 2022-C15 PSA, the WFCMT 2021-C61 PSA and the 3650R 2022-PF2 PSA and (ii) Wells Fargo Bank, National Association, as certificate administrator under the UBS 2019-C18 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

PART I
Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Not applicable.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

With respect to the pool assets for BMO 2022-C1 Mortgage Trust, there are no significant obligors within the meaning of Item 1101(k) of Regulation AB.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

Provided previously in the prospectus of the Registrant relating to the issuing entity and filed on February 28, 2022 pursuant to Rule 424(b)(2) of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (“KeyBank”) discloses that a material instance of noncompliance occurred, as described below:

1)             Servicing Criteria impacted

1122(d)(4)(ix) –Adjustments to interest rates or rates of return for pool assets with variable rates are computed based on the related pool asset documents.

2)             Material Instance of Noncompliance with Servicing Criteria

During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the Note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

The identified material instance of noncompliance with servicing criteria did not involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K.

3)             Remediation

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as part of the report:

(1) Not Applicable

(2) Not Applicable

(3) Exhibits listed below are either included or incorporated by reference as indicated below:

(4.1) Pooling and Servicing Agreement, dated as of February 1, 2022 (“BMO 2022-C1 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, KeyBank National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Situs Holdings, LLC, as a special servicer, solely with respect to the 360 Rosemary loan combination, KeyBank National Association, as a special servicer solely with respect to the 111 River Street loan combination, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A dated February 28, 2022, and filed by the registrant on March 7, 2022 under Commission File No. 333-255934-01, and is incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of February 1, 2022 (“BBCMS 2022-C14 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and as special servicer, Computershare Trust Company, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K dated February 28, 2022, and filed by the registrant on February 28, 2022 under Commission File No. 333-255934-01, and is incorporated by reference herein). (See Explanatory Note 1)

(4.3) Trust and Servicing Agreement, dated as of March 15, 2022 (“COLEM 2022-HLNE TSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, KeyBank National Association, as servicer and as special servicer, Wilmington Trust, National Association, as trustee, and Computershare Trust Company, National Association, as certificate administrator and custodian (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed by the registrant on March 16, 2023 under Commission File No. 333-255934-01, and is incorporated by reference herein). (See Explanatory Note 1)

(4.4) Pooling and Servicing Agreement, dated as of November 1, 2021 (“BBCMS 2021-C12 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, KeyBank National Association, as master servicer, LNR Partners, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K dated February 28, 2022, and filed by the registrant on February 28, 2022 under Commission File No. 333-255934-01, and is incorporated by reference herein). (See Explanatory Note 2)

(4.5) Trust and Servicing Agreement, dated as of December 29, 2021 (“BXP 2021-601L TSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc, as depositor, Wells Fargo Bank, National Association, as servicer, Situs Holdings, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and trustee (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K dated February 28, 2022, and filed by the registrant on February 28, 2022 under Commission File No. 333-255934-01, and is incorporated by reference herein). (See Explanatory Note 3)

(4.6) Trust and Servicing Agreement, dated as of January 26, 2022 (“COMM 2022-HC TSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, KeyBank National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Wilmington Trust, National Association, as trustee, Computershare Trust Company, N.A., as certificate administrator, as paying agent and as custodian, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K dated February 28, 2022, and filed by the registrant on February 28, 2022 under Commission File No. 333-255934-01, and is incorporated by reference herein). (See Explanatory Note 4)

(4.7) Pooling and Servicing Agreement, dated as of February 1, 2022 (“BMARK 2022-B32 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, KeyBank National Association, as special servicer, Computershare Trust Company, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K dated February 28, 2022, and filed by the registrant on February 28, 2022 under Commission File No. 333-255934-01, and is incorporated by reference herein). (See Explanatory Note 5)

(4.8) Pooling and Servicing Agreement, dated as of April 1, 2022 (“BBCMS 2022-C15 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated April 13, 2022, and filed by the registrant on April 19, 2022 under Commission File No. 333-255934-01, and is incorporated by reference herein). (See Explanatory Note 6)

(4.9) Pooling and Servicing Agreement, dated as of December 1, 2019 (“UBS 2019-C18 PSA”), by and among UBS Commercial Mortgage Securitization Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.7 to the registrant's Current Report on Form 8-K dated February 28, 2022, and filed by the registrant on February 28, 2022 under Commission File No. 333-255934-01, and is incorporated by reference herein). (See Explanatory Note 7)

(4.10) Pooling and Servicing Agreement, dated as of December 1, 2021 (“WFCMT 2021-C61 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, CWCapital Asset Management LLC as special servicer, Computershare Trust Company, N.A., as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.8 to the registrant's Current Report on Form 8-K dated February 28, 2022, and filed by the registrant on February 28, 2022 under Commission File No. 333-255934-01, and is incorporated by reference herein). (See Explanatory Note 8)

(4.11) Pooling and Servicing Agreement, dated as of November 1, 2022 (“3650R 2022-PF2 PSA”), by and among 3650 REIT Commercial Mortgage Securities II LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated November 30, 2022, and filed by the registrant on December 6, 2022 under Commission File No. 333-255934-01, and is incorporated by reference herein). (See Explanatory Note 8)

31  Rule 13a-14(d)/15d-14(d) Certification.

33  Reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 9)

33.1  KeyBank National Association, as master servicer

33.2  CWCapital Asset Management LLC, as special servicer

33.3  KeyBank National Association, as special servicer for the 111 River Street mortgage loan (see Exhibit 33.1)

33.4  Situs Holdings, LLC, as special servicer for the 360 Rosemary mortgage loan

33.5  Park Bridge Lender Services LLC, as operating advisor

33.6  Computershare Trust Company, National Association, as certificate administrator

33.7  Computershare Trust Company, National Association, as custodian

33.8  Wilmington Trust, National Association, as trustee

33.9  SCP Servicing, LLC, as primary servicer

33.10  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C14 PSA, pursuant to which the Coleman Highline Phase IV mortgage loan is serviced prior to March 15, 2022.

33.11  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Coleman Highline Phase IV mortgage loan under the BBCMS 2022-C14 PSA prior to March 15, 2022. (see Exhibit 33.10)

33.12  Park Bridge Lender Services LLC, as operating advisor for the Coleman Highline Phase IV mortgage loan under the BBCMS 2022-C14 PSA prior to March 15, 2022. (see Exhibit 33.5)

33.13  Computershare Trust Company, National Association, as custodian for the Coleman Highline Phase IV mortgage loan under the BBCMS 2022-C14 PSA prior to March 15, 2022. (see Exhibit 33.7)

33.14  Wilmington Trust, National Association, as trustee under the BBCMS 2022-C14 PSA, pursuant to which the Coleman Highline Phase IV mortgage loan is serviced prior to March 15, 2022. (see Exhibit 33.8)

33.15  KeyBank National Association, as servicer for the Coleman Highline Phase IV mortgage loan under the COLEM 2022-HLNE TSA on and after March 15, 2022. (see Exhibit 33.1)

33.16  KeyBank National Association, as special servicer for the Coleman Highline Phase IV mortgage loan under the COLEM 2022-HLNE TSA on and after March 15, 2022. (see Exhibit 33.1)

33.17  Computershare Trust Company, National Association, as custodian for the Coleman Highline Phase IV mortgage loan under the COLEM 2022-HLNE TSA on and after March 15, 2022. (see Exhibit 33.7)

33.18  Wilmington Trust, National Association, as trustee under the COLEM 2022-HLNE TSA, pursuant to which the Coleman Highline Phase IV mortgage loan is serviced on and after March 15, 2022. (omitted; see Explanatory Note 9)

33.19  KeyBank National Association, as master servicer under the BBCMS 2021-C12 PSA, pursuant to which the AMF Portfolio mortgage loan is serviced. (see Exhibit 33.1)

33.20  LNR Partners, LLC, as special servicer for the AMF Portfolio mortgage loan under the BBCMS 2021-C12 PSA.

33.21  Pentalpha Surveillance LLC, as operating advisor for the AMF Portfolio mortgage loan under the BBCMS 2021-C12 PSA.

33.22  Computershare Trust Company, National Association, as custodian for the AMF Portfolio mortgage loan under the BBCMS 2021-C12 PSA. (see Exhibit 33.7)

33.23  Wilmington Trust, National Association, as trustee under the BBCMS 2021-C12 PSA, pursuant to which the AMF Portfolio mortgage loan is serviced. (see Exhibit 33.8)

33.24  Wells Fargo Bank, National Association, as servicer for the 601 Lexington Avenue mortgage loan under the BXP 2021-601L TSA.

33.25  Situs Holdings, LLC, as special servicer for the 601 Lexington Avenue mortgage loan under the BXP 2021-601L TSA. (see Exhibit 33.4)

33.26  Computershare Trust Company, National Association, as custodian for the 601 Lexington Avenue mortgage loan under the BXP 2021-601L TSA (see Exhibit 33.7)

33.27  Computershare Trust Company, National Association, as trustee under the BXP 2021-601L TSA, pursuant to which the 601 Lexington Avenue mortgage loan is serviced. (see Exhibit 33.6)

33.28  KeyBank National Association, as master servicer under the COMM 2022-HC TSA, pursuant to which the Hudson Commons mortgage loan is serviced. (see Exhibit 33.1)

33.29  CWCapital Asset Management LLC, as special servicer for the Hudson Commons mortgage loan under the COMM 2022-HC TSA. (see Exhibit 33.2)

33.30  Park Bridge Lender Services LLC, as operating advisor for Hudson Commons mortgage loan under the COMM 2022-HC TSA. (see Exhibit 33.5)

33.31  Computershare Trust Company, National Association, as custodian for the Hudson Commons mortgage loan under the COMM 2022-HC TSA. (see Exhibit 33.7)

33.32  Wilmington Trust, National Association, as trustee under the COMM 2022-HC TSA, pursuant to which the Hudson Commons mortgage loan is serviced. (omitted; see Explanatory Note 9)

33.33  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2022-B32 PSA, pursuant to which the Bedrock Portfolio mortgage loan is serviced. (see Exhibit 33.10)

33.34  KeyBank National Association, as special servicer for the Bedrock Portfolio mortgage loan under the BMARK 2022-B32 PSA. (see Exhibit 33.1)

33.35  Pentalpha Surveillance LLC, as operating advisor for the Bedrock Portfolio mortgage loan under the BMARK 2022-B32 PSA. (see Exhibit 33.21)

33.36  Computershare Trust Company, National Association, as custodian for the Bedrock Portfolio mortgage loan under the BMARK 2022-B32 PSA. (see Exhibit 33.7)

33.37  Wilmington Trust, National Association, as trustee under the BMARK 2022-B32 PSA, pursuant to which the Bedrock Portfolio mortgage loan is serviced. (see Exhibit 33.8)

33.38  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C15 PSA, pursuant to which the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan are serviced. (see Exhibit 33.10)

33.39  Rialto Capital Advisors, LLC, as special servicer for the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA.

33.40  Pentalpha Surveillance LLC, as operating advisor for the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA. (see Exhibit 33.21)

33.41  Computershare Trust Company, National Association, as custodian for the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA. (see Exhibit 33.7)

33.42  Wilmington Trust, National Association, as trustee under the BBCMS 2022-C15 PSA, pursuant to which the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan are serviced. (see Exhibit 33.8)

33.43  Wells Fargo Bank, National Association, as master servicer under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced. (see Exhibit 33.24)

33.44  Rialto Capital Advisors, LLC, as special servicer for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA. (see Exhibit 33.39)

33.45  Park Bridge Lender Services LLC, as operating advisor for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA. (see Exhibit 33.5)

33.46  Wells Fargo Bank, National Association, as custodian for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA.

33.47  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA. (see exhibit 33.7)

33.48  Wilmington Trust, National Association, as trustee under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced. (see Exhibit 33.8)

33.49  Wells Fargo Bank, National Association, as master servicer under the WFCMT 2021-C61 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced prior to November 30, 2022. (see Exhibit 33.24)

33.50  CWCapital Asset Management LLC, as special servicer for the Meadowood Mall mortgage loan under the WFCMT 2021-C61 PSA prior to November 30, 2022 (see Exhibit 33.2).

33.51  Pentalpha Surveillance LLC, as operating advisor for the Meadowood Mall mortgage loan under the WFCMT 2021-C61 PSA prior to November 30, 2022 (see Exhibit 33.21)

33.52  Computershare Trust Company, National Association, as custodian for the Meadowood Mall mortgage loan under the WFCMT 2021-C61 PSA prior to November 30, 2022 (see Exhibit 33.7)

33.53  Wilmington Trust, National Association, as trustee under the WFCMT 2021-C61 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced prior to November 30, 2022 (see Exhibit 33.8)

33.54  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced on and after November 30, 2022 (see Exhibit 33.10)

33.55  Park Bridge Lender Services LLC, as operating advisor for the Meadowood Mall mortgage loan under the 3650R 2022-PF2 PSA on and after November 30, 2022 (see Exhibit 33.5)

33.56  Computershare Trust Company, National Association, as custodian for the Meadowood Mall mortgage loan under the 3650R 2022-PF2 PSA on and after November 30, 2022 (see Exhibit 33.7)

33.57  Computershare Trust Company, National Association, as trustee under the 3650R 2022-PF2 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced on and after November 30, 2022 (see Exhibit 33.6)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 9)

34.1  KeyBank National Association, as master servicer

34.2  CWCapital Asset Management LLC, as special servicer

34.3  KeyBank National Association, as special servicer for the 111 River Street mortgage loan (see Exhibit 34.1)

34.4  Situs Holdings, LLC, as special servicer for the 360 Rosemary mortgage loan

34.5  Park Bridge Lender Services LLC, as operating advisor

34.6  Computershare Trust Company, National Association, as certificate administrator

34.7  Computershare Trust Company, National Association, as custodian

34.8  Wilmington Trust, National Association, as trustee

34.9  SCP Servicing, LLC, as primary servicer

34.10  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C14 PSA, pursuant to which the Coleman Highline Phase IV mortgage loan is serviced prior to March 15, 2022.

34.11  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Coleman Highline Phase IV mortgage loan under the BBCMS 2022-C14 PSA prior to March 15, 2022. (see Exhibit 34.10)

34.12  Park Bridge Lender Services LLC, as operating advisor for the Coleman Highline Phase IV mortgage loan under the BBCMS 2022-C14 PSA prior to March 15, 2022. (see Exhibit 34.5)

34.13  Computershare Trust Company, National Association, as custodian for the Coleman Highline Phase IV mortgage loan under the BBCMS 2022-C14 PSA prior to March 15, 2022. (see Exhibit 34.7)

34.14  Wilmington Trust, National Association, as trustee under the BBCMS 2022-C14 PSA, pursuant to which the Coleman Highline Phase IV mortgage loan is serviced prior to March 15, 2022. (see Exhibit 34.8)

34.15  KeyBank National Association, as servicer for the Coleman Highline Phase IV mortgage loan under the COLEM 2022-HLNE TSA on and after March 15, 2022. (see Exhibit 34.1)

34.16  KeyBank National Association, as special servicer for the Coleman Highline Phase IV mortgage loan under the COLEM 2022-HLNE TSA on and after March 15, 2022. (see Exhibit 34.1)

34.17  Computershare Trust Company, National Association, as custodian for the Coleman Highline Phase IV mortgage loan under the COLEM 2022-HLNE TSA on and after March 15, 2022. (see Exhibit 34.7)

34.18  Wilmington Trust, National Association, as trustee under the COLEM 2022-HLNE TSA, pursuant to which the Coleman Highline Phase IV mortgage loan is serviced on and after March 15, 2022. (omitted; see Explanatory Note 9)

34.19  KeyBank National Association, as master servicer under the BBCMS 2021-C12 PSA, pursuant to which the AMF Portfolio mortgage loan is serviced. (see Exhibit 34.1)

34.20  LNR Partners, LLC, as special servicer for the AMF Portfolio mortgage loan under the BBCMS 2021-C12 PSA.

34.21  Pentalpha Surveillance LLC, as operating advisor for the AMF Portfolio mortgage loan under the BBCMS 2021-C12 PSA.

34.22  Computershare Trust Company, National Association, as custodian for the AMF Portfolio mortgage loan under the BBCMS 2021-C12 PSA. (see Exhibit 34.7)

34.23  Wilmington Trust, National Association, as trustee under the BBCMS 2021-C12 PSA, pursuant to which the AMF Portfolio mortgage loan is serviced. (see Exhibit 34.8)

34.24  Wells Fargo Bank, National Association, as servicer for the 601 Lexington Avenue mortgage loan under the BXP 2021-601L TSA.

34.25  Situs Holdings, LLC, as special servicer for the 601 Lexington Avenue mortgage loan under the BXP 2021-601L TSA. (see Exhibit 34.4)

34.26  Computershare Trust Company, National Association, as custodian for the 601 Lexington Avenue mortgage loan under the BXP 2021-601L TSA (see Exhibit 34.7)

34.27  Computershare Trust Company, National Association, as trustee under the BXP 2021-601L TSA, pursuant to which the 601 Lexington Avenue mortgage loan is serviced. (see Exhibit 34.6)

34.28  KeyBank National Association, as master servicer under the COMM 2022-HC TSA, pursuant to which the Hudson Commons mortgage loan is serviced. (see Exhibit 34.1)

34.29  CWCapital Asset Management LLC, as special servicer for the Hudson Commons mortgage loan under the COMM 2022-HC TSA. (see Exhibit 34.2)

34.30  Park Bridge Lender Services LLC, as operating advisor for Hudson Commons mortgage loan under the COMM 2022-HC TSA. (see Exhibit 34.5)

34.31  Computershare Trust Company, National Association, as custodian for the Hudson Commons mortgage loan under the COMM 2022-HC TSA. (see Exhibit 34.7)

34.32  Wilmington Trust, National Association, as trustee under the COMM 2022-HC TSA, pursuant to which the Hudson Commons mortgage loan is serviced. (omitted; see Explanatory Note 9)

34.33  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2022-B32 PSA, pursuant to which the Bedrock Portfolio mortgage loan is serviced. (see Exhibit 34.10)

34.34  KeyBank National Association, as special servicer for the Bedrock Portfolio mortgage loan under the BMARK 2022-B32 PSA. (see Exhibit 34.1)

34.35  Pentalpha Surveillance LLC, as operating advisor for the Bedrock Portfolio mortgage loan under the BMARK 2022-B32 PSA. (see Exhibit 34.21)

34.36  Computershare Trust Company, National Association, as custodian for the Bedrock Portfolio mortgage loan under the BMARK 2022-B32 PSA. (see Exhibit 34.7)

34.37  Wilmington Trust, National Association, as trustee under the BMARK 2022-B32 PSA, pursuant to which the Bedrock Portfolio mortgage loan is serviced. (see Exhibit 34.8)

34.38  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C15 PSA, pursuant to which the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan are serviced. (see Exhibit 34.10)

34.39  Rialto Capital Advisors, LLC, as special servicer for the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA.

34.40  Pentalpha Surveillance LLC, as operating advisor for the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA. (see Exhibit 34.21)

34.41  Computershare Trust Company, National Association, as custodian for the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA. (see Exhibit 34.7)

34.42  Wilmington Trust, National Association, as trustee under the BBCMS 2022-C15 PSA, pursuant to which the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan are serviced. (see Exhibit 34.8)

34.43  Wells Fargo Bank, National Association, as master servicer under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced. (see Exhibit 34.24)

34.44  Rialto Capital Advisors, LLC, as special servicer for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA. (see Exhibit 34.39)

34.45  Park Bridge Lender Services LLC, as operating advisor for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA. (see Exhibit 34.5)

34.46  Wells Fargo Bank, National Association, as custodian for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA.

34.47  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA. (see exhibit 34.7)

34.48  Wilmington Trust, National Association, as trustee under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced. (see Exhibit 34.8)

34.49  Wells Fargo Bank, National Association, as master servicer under the WFCMT 2021-C61 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced prior to November 30, 2022. (see Exhibit 34.24)

34.50  CWCapital Asset Management LLC, as special servicer for the Meadowood Mall mortgage loan under the WFCMT 2021-C61 PSA prior to November 30, 2022 (see Exhibit 34.2).

34.51  Pentalpha Surveillance LLC, as operating advisor for the Meadowood Mall mortgage loan under the WFCMT 2021-C61 PSA prior to November 30, 2022 (see Exhibit 34.21)

34.52  Computershare Trust Company, National Association, as custodian for the Meadowood Mall mortgage loan under the WFCMT 2021-C61 PSA prior to November 30, 2022 (see Exhibit 34.7)

34.53  Wilmington Trust, National Association, as trustee under the WFCMT 2021-C61 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced prior to November 30, 2022 (see Exhibit 34.8)

34.54  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced on and after November 30, 2022 (see Exhibit 34.10)

34.55  Park Bridge Lender Services LLC, as operating advisor for the Meadowood Mall mortgage loan under the 3650R 2022-PF2 PSA on and after November 30, 2022 (see Exhibit 34.5)

34.56  Computershare Trust Company, National Association, as custodian for the Meadowood Mall mortgage loan under the 3650R 2022-PF2 PSA on and after November 30, 2022 (see Exhibit 34.7)

34.57  Computershare Trust Company, National Association, as trustee under the 3650R 2022-PF2 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced on and after November 30, 2022 (see Exhibit 34.6)

35 Servicer compliance statement. (See Explanatory Note 10)

35.1  KeyBank National Association, as master servicer

35.2  CWCapital Asset Management LLC, as special servicer

35.3  KeyBank National Association, as special servicer for the 111 River Street mortgage loan (see Exhibit 35.1)

35.4  Computershare Trust Company, National Association, as certificate administrator

35.5  SCP Servicing, LLC, as primary servicer

35.6  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C14 PSA, pursuant to which the Coleman Highline Phase IV mortgage loan is serviced prior to March 15, 2022.

35.7  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Coleman Highline Phase IV mortgage loan under the BBCMS 2022-C14 PSA prior to March 15, 2022. (see Exhibit 35.6)

35.8  KeyBank National Association, as servicer for the Coleman Highline Phase IV mortgage loan under the COLEM 2022-HLNE TSA on and after March 15, 2022. (see Exhibit 35.1)

35.9  KeyBank National Association, as special servicer for the Coleman Highline Phase IV mortgage loan under the COLEM 2022-HLNE TSA on and after March 15, 2022. (see Exhibit 35.1)

35.10  KeyBank National Association, as master servicer under the BBCMS 2021-C12 PSA, pursuant to which the AMF Portfolio mortgage loan is serviced. (see Exhibit 35.1)

35.11  LNR Partners, LLC, as special servicer for the AMF Portfolio mortgage loan under the BBCMS 2021-C12 PSA.

35.12  KeyBank National Association, as master servicer under the COMM 2022-HC TSA, pursuant to which the Hudson Commons mortgage loan is serviced. (see Exhibit 35.1)

35.13  CWCapital Asset Management LLC, as special servicer for the Hudson Commons mortgage loan under the COMM 2022-HC TSA. (see Exhibit 35.2)

35.14  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2022-B32 PSA, pursuant to which the Bedrock Portfolio mortgage loan is serviced. (see Exhibit 35.6)

35.15  KeyBank National Association, as special servicer for the Bedrock Portfolio mortgage loan under the BMARK 2022-B32 PSA. (see Exhibit 35.1)

35.16  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C15 PSA, pursuant to which the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan are serviced. (see Exhibit 35.6)

35.17  CWCapital Asset Management LLC, as special servicer for the Meadowood Mall mortgage loan under the WFCMT 2021-C61 PSA prior to November 30, 2022 (see Exhibit 35.2).

35.18  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced. (see Exhibit 35.6)

99.1 Mortgage Loan Purchase Agreement, dated as of February 1, 2022, between Bank of Montreal and BMO Commercial Mortgage Securities LLC, pursuant to which Bank of Montreal sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K dated February 28, 2022, and filed by the registrant on February 28, 2022 under Commission File No. 333-255934-01, and is incorporated by reference herein).

99.2 Mortgage Loan Purchase Agreement, dated as of February 1, 2022, between KeyBank National Association and BMO Commercial Mortgage Securities LLC, pursuant to which KeyBank National Association sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K dated February 28, 2022, and filed by the registrant on February 28, 2022 under Commission File No. 333-255934-01, and is incorporated by reference herein).

99.3 Mortgage Loan Purchase Agreement, dated as of February 1, 2022, between Starwood Mortgage Capital LLC and BMO Commercial Mortgage Securities LLC, pursuant to which Starwood Mortgage Capital LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K dated February 28, 2022, and filed by the registrant on February 28, 2022 under Commission File No. 333-255934-01, and is incorporated by reference herein).

99.4 Mortgage Loan Purchase Agreement, dated as of February 1, 2022, between SSOF SCRE AIV, L.P., Sabal Strategic Opportunities Fund, L.P. and BMO Commercial Mortgage Securities LLC, pursuant to which SSOF SCRE AIV, L.P. sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K dated February 28, 2022, and filed by the registrant on February 28, 2022 under Commission File No. 333-255934-01, and is incorporated by reference herein).

99.5 Mortgage Loan Purchase Agreement, dated as of February 1, 2022, between German American Capital Corporation and BMO Commercial Mortgage Securities LLC, pursuant to which German American Capital Corporation sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K dated February 28, 2022, and filed by the registrant on February 28, 2022 under Commission File No. 333-255934-01, and is incorporated by reference herein).

(b) The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMO Commercial Mortgage Securities LLC

(Depositor)

/s/ Paul Vanderslice

Paul Vanderslice, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 31, 2023