Form 10-K
period 2023-12-31
BMO 2022-C1 Mortgage Trust
filed 2024-03-29
CIK 1903688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

(667) 786-1992

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

  Not applicable.

EXPLANATORY NOTES

1.  The Coleman Highline Phase IV mortgage loan, which represented approximately 3.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Coleman Highline Phase IV mortgage loan and each of the related companion loan(s) are serviced pursuant to the COLEM 2022-HLNE TSA (as defined in Item 15 below).

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

3.  The 601 Lexington Avenue mortgage loan, which represented approximately 3.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The 601 Lexington Avenue mortgage loan and each of the related companion loan(s) are serviced pursuant to the BXP Trust 2021-601L TSA (as defined in Item 15 below).

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

6.  The IPCC National Storage Portfolio XV mortgage loan, which represented approximately 3.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 2 Riverfront Plaza mortgage loan, which represented approximately 3.3% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan and each of the related companion loan(s) are serviced pursuant to the BBCMS 2022-C15 PSA (as defined in Item 15 below).

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

8.  The Meadowood Mall mortgage loan, which represented approximately 1,6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Meadowood Mall mortgage loan and each of the related companion loan(s) are serviced pursuant to the 3650R 2022-PF2 PSA (as defined in Item 15 below).

9.   Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of 3650 REIT Loan Servicing LLC, as special servicer for the Meadowood Mall mortgage loan under the 3650R 2022-PF2 PSA is not included in this report on Form 10-K because 3650 REIT Loan Servicing LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Computershare Trust Company, National Association as certificate administrator under the COLEM 2022-HLNE TSA, the BBCMS 2021-C12 PSA, the BXP Trust 2021-601L TSA, the COMM 2022-HC TSA, the BMARK 2022-B32 PSA, the BBCMS 2022-C15 PSA and the 3650R 2022-PF2 PSA and (ii) Wells Fargo Bank, National Association, as certificate administrator under the UBS 2019-C18 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Trust, National Association, as trustee under the COLEM 2022-HLNE TSA and the COMM 2022-HC TSA, because there was no relevant servicing criteria applicable to Wilmington Trust, National Association as trustee under the COLEM 2022-HLNE TSA and the COMM 2022-HC TSA during the year ended December 31, 2023 and, pursuant to the terms of the COLEM 2022-HLNE TSA and the COMM 2022-HC TSA, the trustee is not required to provide assessment of compliance with applicable servicing criteria and attestation report on assessment of compliance with servicing criteria with respect to any period during which there was no applicable servicing criteria applicable to it.

10.  This report on Form 10-K does not include the servicer compliance statements of (i) Situs Holdings, LLC, as special servicer for the 360 Rosemary mortgage loan under the BMO 2022-C1 PSA, (ii) Situs Holdings, LLC, as special servicer for the 601 Lexington Avenue mortgage loan under the BXP 2021-601L TSA, (iii) Rialto Capital Advisors, LLC, as special servicer for the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA, (iv) Rialto Capital Advisors, LLC, as special servicer for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA, (v) Wells Fargo Bank, National Association, as servicer under the BXP 2021-601L TSA, pursuant to which the 601 Lexington Avenue mortgage loan is serviced, (vi) Wells Fargo Bank, National Association, as master servicer under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced, and (vii) 3650 REIT Loan Servicing LLC, as special servicer for the Meadowood Mall mortgage loan under the 3650R 2022-PF2 PSA, because each of Situs Holdings, LLC, Rialto Capital Advisors, LLC, Wells Fargo Bank, National Association and 3650 REIT Loan Servicing LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Computershare Trust Company, National Association as certificate administrator under the COLEM 2022-HLNE TSA, the BBCMS 2021-C12 PSA, the BXP Trust 2021-601L TSA, the COMM 2022-HC TSA, the BMARK 2022-B32 PSA, the BBCMS 2022-C15 PSA and the 3650R 2022-PF2 PSA and (ii) Wells Fargo Bank, National Association, as certificate administrator under the UBS 2019-C18 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

PART I
Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 1C.	Cybersecurity. Omitted.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Not applicable.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
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

(4.2) Trust and Servicing Agreement, dated as of March 15, 2022 (“COLEM 2022-HLNE TSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, KeyBank National Association, as servicer and as special servicer, Wilmington Trust, National Association, as trustee, and Computershare Trust Company, National Association, as certificate administrator and custodian (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed by the registrant on March 16, 2023 under Commission File No. 333-255934-01, and is incorporated by reference herein). (See Explanatory Note 1)

(4.3) Pooling and Servicing Agreement, dated as of November 1, 2021 (“BBCMS 2021-C12 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, KeyBank National Association, as master servicer, LNR Partners, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K dated February 28, 2022, and filed by the registrant on February 28, 2022 under Commission File No. 333-255934-01, and is incorporated by reference herein). (See Explanatory Note 2)

(4.4) Trust and Servicing Agreement, dated as of December 29, 2021 (“BXP 2021-601L TSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc, as depositor, Wells Fargo Bank, National Association, as servicer, Situs Holdings, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and trustee (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K dated February 28, 2022, and filed by the registrant on February 28, 2022 under Commission File No. 333-255934-01, and is incorporated by reference herein). (See Explanatory Note 3)

(4.5) Trust and Servicing Agreement, dated as of January 26, 2022 (“COMM 2022-HC TSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, KeyBank National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Wilmington Trust, National Association, as trustee, Computershare Trust Company, N.A., as certificate administrator, as paying agent and as custodian, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K dated February 28, 2022, and filed by the registrant on February 28, 2022 under Commission File No. 333-255934-01, and is incorporated by reference herein). (See Explanatory Note 4)

(4.6) Pooling and Servicing Agreement, dated as of February 1, 2022 (“BMARK 2022-B32 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, KeyBank National Association, as special servicer, Computershare Trust Company, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K dated February 28, 2022, and filed by the registrant on February 28, 2022 under Commission File No. 333-255934-01, and is incorporated by reference herein). (See Explanatory Note 5)

(4.7) Pooling and Servicing Agreement, dated as of April 1, 2022 (“BBCMS 2022-C15 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated April 13, 2022, and filed by the registrant on April 19, 2022 under Commission File No. 333-255934-01, and is incorporated by reference herein). (See Explanatory Note 6)

(4.8) Pooling and Servicing Agreement, dated as of December 1, 2019 (“UBS 2019-C18 PSA”), by and among UBS Commercial Mortgage Securitization Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.7 to the registrant's Current Report on Form 8-K dated February 28, 2022, and filed by the registrant on February 28, 2022 under Commission File No. 333-255934-01, and is incorporated by reference herein). (See Explanatory Note 7)

(4.9)  Pooling and Servicing Agreement, dated as of November 1, 2022 (“3650R 2022-PF2 PSA”), by and among 3650 REIT Commercial Mortgage Securities II LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated November 30, 2022, and filed by the registrant on December 6, 2022 under Commission File No. 333-255934-01, and is incorporated by reference herein). (See Explanatory Note 8)

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

33.6  Computershare Trust Company, National Association, as certificate administrator

33.7  Computershare Trust Company, National Association, as custodian

33.8  Wilmington Trust, National Association, as trustee

33.9  SCP Servicing, LLC, as primary servicer

33.10  KeyBank National Association, as servicer for the Coleman Highline Phase IV mortgage loan under the COLEM 2022-HLNE TSA. (see Exhibit 33.1)

33.11  KeyBank National Association, as special servicer for the Coleman Highline Phase IV mortgage loan under the COLEM 2022-HLNE TSA. (see Exhibit 33.1)

33.12  Computershare Trust Company, National Association, as custodian for the Coleman Highline Phase IV mortgage loan under the COLEM 2022-HLNE TSA. (see Exhibit 33.7)

33.13  Wilmington Trust, National Association, as trustee under the COLEM 2022-HLNE TSA, pursuant to which the Coleman Highline Phase IV mortgage loan is serviced. (omitted; see Explanatory Note 9)

33.14  KeyBank National Association, as master servicer under the BBCMS 2021-C12 PSA, pursuant to which the AMF Portfolio mortgage loan is serviced. (see Exhibit 33.1)

33.15  LNR Partners, LLC, as special servicer for the AMF Portfolio mortgage loan under the BBCMS 2021-C12 PSA.

33.16  Pentalpha Surveillance LLC, as operating advisor for the AMF Portfolio mortgage loan under the BBCMS 2021-C12 PSA.

33.17  Computershare Trust Company, National Association, as custodian for the AMF Portfolio mortgage loan under the BBCMS 2021-C12 PSA. (see Exhibit 33.7)

33.18  Wilmington Trust, National Association, as trustee under the BBCMS 2021-C12 PSA, pursuant to which the AMF Portfolio mortgage loan is serviced. (see Exhibit 33.8)

33.19  Wells Fargo Bank, National Association, as servicer for the 601 Lexington Avenue mortgage loan under the BXP 2021-601L TSA.

33.20  Situs Holdings, LLC, as special servicer for the 601 Lexington Avenue mortgage loan under the BXP 2021-601L TSA. (see Exhibit 33.4)

33.21  Computershare Trust Company, National Association, as custodian for the 601 Lexington Avenue mortgage loan under the BXP 2021-601L TSA (see Exhibit 33.7)

33.22  Computershare Trust Company, National Association, as trustee under the BXP 2021-601L TSA, pursuant to which the 601 Lexington Avenue mortgage loan is serviced. (see Exhibit 33.6)

33.23  KeyBank National Association, as master servicer under the COMM 2022-HC TSA, pursuant to which the Hudson Commons mortgage loan is serviced. (see Exhibit 33.1)

33.24  CWCapital Asset Management LLC, as special servicer for the Hudson Commons mortgage loan under the COMM 2022-HC TSA. (see Exhibit 33.2)

33.25  Park Bridge Lender Services LLC, as operating advisor for Hudson Commons mortgage loan under the COMM 2022-HC TSA. (see Exhibit 33.5)

33.26  Computershare Trust Company, National Association, as custodian for the Hudson Commons mortgage loan under the COMM 2022-HC TSA. (see Exhibit 33.7)

33.27  Wilmington Trust, National Association, as trustee under the COMM 2022-HC TSA, pursuant to which the Hudson Commons mortgage loan is serviced. (omitted; see Explanatory Note 9)

33.28  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2022-B32 PSA, pursuant to which the Bedrock Portfolio mortgage loan is serviced.

33.29  KeyBank National Association, as special servicer for the Bedrock Portfolio mortgage loan under the BMARK 2022-B32 PSA. (see Exhibit 33.1)

33.30  Pentalpha Surveillance LLC, as operating advisor for the Bedrock Portfolio mortgage loan under the BMARK 2022-B32 PSA. (see Exhibit 33.16)

33.31  Computershare Trust Company, National Association, as custodian for the Bedrock Portfolio mortgage loan under the BMARK 2022-B32 PSA. (see Exhibit 33.7)

33.32  Wilmington Trust, National Association, as trustee under the BMARK 2022-B32 PSA, pursuant to which the Bedrock Portfolio mortgage loan is serviced. (see Exhibit 33.8)

33.33  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C15 PSA, pursuant to which the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan are serviced. (see Exhibit 33.28)

33.34  Rialto Capital Advisors, LLC, as special servicer for the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA.

33.35  Pentalpha Surveillance LLC, as operating advisor for the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA. (see Exhibit 33.16)

33.36  Computershare Trust Company, National Association, as custodian for the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA. (see Exhibit 33.7)

33.37  Wilmington Trust, National Association, as trustee under the BBCMS 2022-C15 PSA, pursuant to which the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan are serviced. (see Exhibit 33.8)

33.38  Wells Fargo Bank, National Association, as master servicer under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced. (see Exhibit 33.19)

33.39  Rialto Capital Advisors, LLC, as special servicer for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA. (see Exhibit 33.34)

33.40  Park Bridge Lender Services LLC, as operating advisor for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA. (see Exhibit 33.5)

33.41  Wells Fargo Bank, National Association, as custodian for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA.

33.42  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA. (see exhibit 33.7)

33.43  Wilmington Trust, National Association, as trustee under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced. (see Exhibit 33.8)

33.44  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced. (see Exhibit 33.28)

33.45  Park Bridge Lender Services LLC, as operating advisor for the Meadowood Mall mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 33.5)

33.46  Computershare Trust Company, National Association, as custodian for the Meadowood Mall mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 33.7)

33.47  Computershare Trust Company, National Association, as trustee under the 3650R 2022-PF2 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced. (see Exhibit 33.6)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 9)

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

34.6  Computershare Trust Company, National Association, as certificate administrator

34.7  Computershare Trust Company, National Association, as custodian

34.8  Wilmington Trust, National Association, as trustee

34.9  SCP Servicing, LLC, as primary servicer

34.10  KeyBank National Association, as servicer for the Coleman Highline Phase IV mortgage loan under the COLEM 2022-HLNE TSA. (see Exhibit 34.1)

34.11  KeyBank National Association, as special servicer for the Coleman Highline Phase IV mortgage loan under the COLEM 2022-HLNE TSA. (see Exhibit 34.1)

34.12  Computershare Trust Company, National Association, as custodian for the Coleman Highline Phase IV mortgage loan under the COLEM 2022-HLNE TSA. (see Exhibit 34.7)

34.13  Wilmington Trust, National Association, as trustee under the COLEM 2022-HLNE TSA, pursuant to which the Coleman Highline Phase IV mortgage loan is serviced. (omitted; see Explanatory Note 9)

34.14  KeyBank National Association, as master servicer under the BBCMS 2021-C12 PSA, pursuant to which the AMF Portfolio mortgage loan is serviced. (see Exhibit 34.1)

34.15  LNR Partners, LLC, as special servicer for the AMF Portfolio mortgage loan under the BBCMS 2021-C12 PSA.

34.16  Pentalpha Surveillance LLC, as operating advisor for the AMF Portfolio mortgage loan under the BBCMS 2021-C12 PSA.

34.17  Computershare Trust Company, National Association, as custodian for the AMF Portfolio mortgage loan under the BBCMS 2021-C12 PSA. (see Exhibit 34.7)

34.18  Wilmington Trust, National Association, as trustee under the BBCMS 2021-C12 PSA, pursuant to which the AMF Portfolio mortgage loan is serviced. (see Exhibit 34.8)

34.19  Wells Fargo Bank, National Association, as servicer for the 601 Lexington Avenue mortgage loan under the BXP 2021-601L TSA.

34.20  Situs Holdings, LLC, as special servicer for the 601 Lexington Avenue mortgage loan under the BXP 2021-601L TSA. (see Exhibit 34.4)

34.21  Computershare Trust Company, National Association, as custodian for the 601 Lexington Avenue mortgage loan under the BXP 2021-601L TSA (see Exhibit 34.7)

34.22  Computershare Trust Company, National Association, as trustee under the BXP 2021-601L TSA, pursuant to which the 601 Lexington Avenue mortgage loan is serviced. (see Exhibit 34.6)

34.23  KeyBank National Association, as master servicer under the COMM 2022-HC TSA, pursuant to which the Hudson Commons mortgage loan is serviced. (see Exhibit 34.1)

34.24  CWCapital Asset Management LLC, as special servicer for the Hudson Commons mortgage loan under the COMM 2022-HC TSA. (see Exhibit 34.2)

34.25  Park Bridge Lender Services LLC, as operating advisor for Hudson Commons mortgage loan under the COMM 2022-HC TSA. (see Exhibit 34.5)

34.26  Computershare Trust Company, National Association, as custodian for the Hudson Commons mortgage loan under the COMM 2022-HC TSA. (see Exhibit 34.7)

34.27  Wilmington Trust, National Association, as trustee under the COMM 2022-HC TSA, pursuant to which the Hudson Commons mortgage loan is serviced. (omitted; see Explanatory Note 9)

34.28  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2022-B32 PSA, pursuant to which the Bedrock Portfolio mortgage loan is serviced.

34.29  KeyBank National Association, as special servicer for the Bedrock Portfolio mortgage loan under the BMARK 2022-B32 PSA. (see Exhibit 34.1)

34.30  Pentalpha Surveillance LLC, as operating advisor for the Bedrock Portfolio mortgage loan under the BMARK 2022-B32 PSA. (see Exhibit 34.16)

34.31  Computershare Trust Company, National Association, as custodian for the Bedrock Portfolio mortgage loan under the BMARK 2022-B32 PSA. (see Exhibit 34.7)

34.32  Wilmington Trust, National Association, as trustee under the BMARK 2022-B32 PSA, pursuant to which the Bedrock Portfolio mortgage loan is serviced. (see Exhibit 34.8)

34.33  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C15 PSA, pursuant to which the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan are serviced. (see Exhibit 34.28)

34.34  Rialto Capital Advisors, LLC, as special servicer for the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA.

34.35  Pentalpha Surveillance LLC, as operating advisor for the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA. (see Exhibit 34.16)

34.36  Computershare Trust Company, National Association, as custodian for the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA. (see Exhibit 34.7)

34.37  Wilmington Trust, National Association, as trustee under the BBCMS 2022-C15 PSA, pursuant to which the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan are serviced. (see Exhibit 34.8)

34.38  Wells Fargo Bank, National Association, as master servicer under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced. (see Exhibit 34.19)

34.39  Rialto Capital Advisors, LLC, as special servicer for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA. (see Exhibit 34.34)

34.40  Park Bridge Lender Services LLC, as operating advisor for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA. (see Exhibit 34.5)

34.41  Wells Fargo Bank, National Association, as custodian for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA.

34.42  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA. (see exhibit 34.7)

34.43  Wilmington Trust, National Association, as trustee under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced. (see Exhibit 34.8)

34.44  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced. (see Exhibit 34.28)

34.45  Park Bridge Lender Services LLC, as operating advisor for the Meadowood Mall mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 34.5)

34.46  Computershare Trust Company, National Association, as custodian for the Meadowood Mall mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 34.7)

34.47  Computershare Trust Company, National Association, as trustee under the 3650R 2022-PF2 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced. (see Exhibit 34.6)

35 Servicer compliance statement. (See Explanatory Note 10)

35.1  KeyBank National Association, as master servicer

35.2  CWCapital Asset Management LLC, as special servicer

35.3  KeyBank National Association, as special servicer for the 111 River Street mortgage loan (see Exhibit 35.1)

35.4  Computershare Trust Company, National Association, as certificate administrator

35.5  SCP Servicing, LLC, as primary servicer

35.6  KeyBank National Association, as servicer for the Coleman Highline Phase IV mortgage loan under the COLEM 2022-HLNE TSA. (see Exhibit 35.1)

35.7  KeyBank National Association, as special servicer for the Coleman Highline Phase IV mortgage loan under the COLEM 2022-HLNE TSA. (see Exhibit 35.1)

35.8  KeyBank National Association, as master servicer under the BBCMS 2021-C12 PSA, pursuant to which the AMF Portfolio mortgage loan is serviced. (see Exhibit 35.1)

35.9  LNR Partners, LLC, as special servicer for the AMF Portfolio mortgage loan under the BBCMS 2021-C12 PSA.

35.10  KeyBank National Association, as master servicer under the COMM 2022-HC TSA, pursuant to which the Hudson Commons mortgage loan is serviced. (see Exhibit 35.1)

35.11  CWCapital Asset Management LLC, as special servicer for the Hudson Commons mortgage loan under the COMM 2022-HC TSA. (see Exhibit 35.2)

35.12  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2022-B32 PSA, pursuant to which the Bedrock Portfolio mortgage loan is serviced.

35.13  KeyBank National Association, as special servicer for the Bedrock Portfolio mortgage loan under the BMARK 2022-B32 PSA. (see Exhibit 35.1)

35.14  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C15 PSA, pursuant to which the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan are serviced. (see Exhibit 35.12)

35.15  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced. (see Exhibit 35.12)

99.1 Mortgage Loan Purchase Agreement, dated as of February 1, 2022, between Bank of Montreal and BMO Commercial Mortgage Securities LLC, pursuant to which Bank of Montreal sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K dated February 28, 2022, and filed by the registrant on February 28, 2022 under Commission File No. 333-255934-01, and is incorporated by reference herein).

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

Date: March 29, 2024