Form 10-K
period 2024-12-31
BMO 2022-C1 Mortgage Trust
filed 2025-03-31
CIK 1903688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

33.20  CoreLogic Solutions, LLC, as servicing function participant for the 601 Lexington Avenue mortgage loan under the BXP 2021-601L TSA.

33.21  Situs Holdings, LLC, as special servicer for the 601 Lexington Avenue mortgage loan under the BXP 2021-601L TSA. (see Exhibit 33.4)

33.22  Computershare Trust Company, National Association, as custodian for the 601 Lexington Avenue mortgage loan under the BXP 2021-601L TSA (see Exhibit 33.7)

33.23  Computershare Trust Company, National Association, as trustee under the BXP 2021-601L TSA, pursuant to which the 601 Lexington Avenue mortgage loan is serviced. (see Exhibit 33.6)

33.24  KeyBank National Association, as master servicer under the COMM 2022-HC TSA, pursuant to which the Hudson Commons mortgage loan is serviced. (see Exhibit 33.1)

33.25  CWCapital Asset Management LLC, as special servicer for the Hudson Commons mortgage loan under the COMM 2022-HC TSA. (see Exhibit 33.2)

33.26  Park Bridge Lender Services LLC, as operating advisor for Hudson Commons mortgage loan under the COMM 2022-HC TSA. (see Exhibit 33.5)

33.27  Computershare Trust Company, National Association, as custodian for the Hudson Commons mortgage loan under the COMM 2022-HC TSA. (see Exhibit 33.7)

33.28  Wilmington Trust, National Association, as trustee under the COMM 2022-HC TSA, pursuant to which the Hudson Commons mortgage loan is serviced. (omitted; see Explanatory Note 9)

33.29  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2022-B32 PSA, pursuant to which the Bedrock Portfolio mortgage loan is serviced.

33.30  KeyBank National Association, as special servicer for the Bedrock Portfolio mortgage loan under the BMARK 2022-B32 PSA. (see Exhibit 33.1)

33.31  Pentalpha Surveillance LLC, as operating advisor for the Bedrock Portfolio mortgage loan under the BMARK 2022-B32 PSA. (see Exhibit 33.16)

33.32  Computershare Trust Company, National Association, as custodian for the Bedrock Portfolio mortgage loan under the BMARK 2022-B32 PSA. (see Exhibit 33.7)

33.33  Wilmington Trust, National Association, as trustee under the BMARK 2022-B32 PSA, pursuant to which the Bedrock Portfolio mortgage loan is serviced. (see Exhibit 33.8)

33.34  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C15 PSA, pursuant to which the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan are serviced. (see Exhibit 33.29)

33.35  Rialto Capital Advisors, LLC, as special servicer for the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA.

33.36  Pentalpha Surveillance LLC, as operating advisor for the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA. (see Exhibit 33.16)

33.37  Computershare Trust Company, National Association, as custodian for the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA. (see Exhibit 33.7)

33.38  Wilmington Trust, National Association, as trustee under the BBCMS 2022-C15 PSA, pursuant to which the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan are serviced. (see Exhibit 33.8)

33.39  Wells Fargo Bank, National Association, as master servicer under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced. (see Exhibit 33.19)

33.40  CoreLogic Solutions, LLC, as servicing function participant under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced. (see Exhibit 33.20)

33.41  Rialto Capital Advisors, LLC, as special servicer for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA. (see Exhibit 33.35)

33.42  Park Bridge Lender Services LLC, as operating advisor for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA. (see Exhibit 33.5)

33.43  Wells Fargo Bank, National Association, as custodian for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA.

33.44  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA. (see exhibit 33.7)

33.45  Wilmington Trust, National Association, as trustee under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced. (see Exhibit 33.8)

33.46  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced. (see Exhibit 33.29)

33.47  Park Bridge Lender Services LLC, as operating advisor for the Meadowood Mall mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 33.5)

33.48  Computershare Trust Company, National Association, as custodian for the Meadowood Mall mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 33.7)

33.49  Computershare Trust Company, National Association, as trustee under the 3650R 2022-PF2 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced. (see Exhibit 33.6)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 9)

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

34.20  CoreLogic Solutions, LLC, as servicing function participant for the 601 Lexington Avenue mortgage loan under the BXP 2021-601L TSA.

34.21  Situs Holdings, LLC, as special servicer for the 601 Lexington Avenue mortgage loan under the BXP 2021-601L TSA. (see Exhibit 34.4)

34.22  Computershare Trust Company, National Association, as custodian for the 601 Lexington Avenue mortgage loan under the BXP 2021-601L TSA (see Exhibit 34.7)

34.23  Computershare Trust Company, National Association, as trustee under the BXP 2021-601L TSA, pursuant to which the 601 Lexington Avenue mortgage loan is serviced. (see Exhibit 34.6)

34.24  KeyBank National Association, as master servicer under the COMM 2022-HC TSA, pursuant to which the Hudson Commons mortgage loan is serviced. (see Exhibit 34.1)

34.25  CWCapital Asset Management LLC, as special servicer for the Hudson Commons mortgage loan under the COMM 2022-HC TSA. (see Exhibit 34.2)

34.26  Park Bridge Lender Services LLC, as operating advisor for Hudson Commons mortgage loan under the COMM 2022-HC TSA. (see Exhibit 34.5)

34.27  Computershare Trust Company, National Association, as custodian for the Hudson Commons mortgage loan under the COMM 2022-HC TSA. (see Exhibit 34.7)

34.28  Wilmington Trust, National Association, as trustee under the COMM 2022-HC TSA, pursuant to which the Hudson Commons mortgage loan is serviced. (omitted; see Explanatory Note 9)

34.29  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2022-B32 PSA, pursuant to which the Bedrock Portfolio mortgage loan is serviced.

34.30  KeyBank National Association, as special servicer for the Bedrock Portfolio mortgage loan under the BMARK 2022-B32 PSA. (see Exhibit 34.1)

34.31  Pentalpha Surveillance LLC, as operating advisor for the Bedrock Portfolio mortgage loan under the BMARK 2022-B32 PSA. (see Exhibit 34.16)

34.32  Computershare Trust Company, National Association, as custodian for the Bedrock Portfolio mortgage loan under the BMARK 2022-B32 PSA. (see Exhibit 34.7)

34.33  Wilmington Trust, National Association, as trustee under the BMARK 2022-B32 PSA, pursuant to which the Bedrock Portfolio mortgage loan is serviced. (see Exhibit 34.8)

34.34  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C15 PSA, pursuant to which the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan are serviced. (see Exhibit 34.29)

34.35  Rialto Capital Advisors, LLC, as special servicer for the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA.

34.36  Pentalpha Surveillance LLC, as operating advisor for the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA. (see Exhibit 34.16)

34.37  Computershare Trust Company, National Association, as custodian for the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA. (see Exhibit 34.7)

34.38  Wilmington Trust, National Association, as trustee under the BBCMS 2022-C15 PSA, pursuant to which the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan are serviced. (see Exhibit 34.8)

34.39  Wells Fargo Bank, National Association, as master servicer under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced. (see Exhibit 34.19)

34.40  CoreLogic Solutions, LLC, as servicing function participant under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced. (see Exhibit 34.20)

34.41  Rialto Capital Advisors, LLC, as special servicer for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA. (see Exhibit 34.35)

34.42  Park Bridge Lender Services LLC, as operating advisor for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA. (see Exhibit 34.5)

34.43  Wells Fargo Bank, National Association, as custodian for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA.

34.44  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA. (see exhibit 34.7)

34.45  Wilmington Trust, National Association, as trustee under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced. (see Exhibit 34.8)

34.46  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced. (see Exhibit 34.29)

34.47  Park Bridge Lender Services LLC, as operating advisor for the Meadowood Mall mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 34.5)

34.48  Computershare Trust Company, National Association, as custodian for the Meadowood Mall mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 34.7)

34.49  Computershare Trust Company, National Association, as trustee under the 3650R 2022-PF2 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced. (see Exhibit 34.6)

35 Servicer compliance statement. (See Explanatory Note 10)

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

Date: March 31, 2025