Form 10-K
period 2025-12-31
BMO 2022-C1 Mortgage Trust
filed 2026-03-31
CIK 1903688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

3.  The 601 Lexington Avenue mortgage loan, which represented approximately 3.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The 601 Lexington Avenue mortgage loan and each of the related companion loan(s) are serviced pursuant to the BXP Trust 2021-601L TSA (as defined in Item 15 below).  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the BXP Trust 2021-601L PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-255934-01.

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

9.   Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of 3650 REIT Loan Servicing LLC, as special servicer for the Meadowood Mall mortgage loan under the 3650R 2022-PF2 PSA is not included in this report on Form 10-K because 3650 REIT Loan Servicing LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Computershare Trust Company, National Association as certificate administrator under the COLEM 2022-HLNE TSA, the BBCMS 2021-C12 PSA, the BXP Trust 2021-601L TSA, the COMM 2022-HC TSA, the BMARK 2022-B32 PSA, the BBCMS 2022-C15 PSA and the 3650R 2022-PF2 PSA and (ii) Wells Fargo Bank, National Association, as certificate administrator under the UBS 2019-C18 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Trust, National Association, as trustee under the COLEM 2022-HLNE TSA and the COMM 2022-HC TSA, because there was no relevant servicing criteria applicable to Wilmington Trust, National Association as trustee under the COLEM 2022-HLNE TSA and the COMM 2022-HC TSA during the year ended December 31, 2025 and, pursuant to the terms of the COLEM 2022-HLNE TSA and the COMM 2022-HC TSA, the trustee is not required to provide assessment of compliance with applicable servicing criteria and attestation report on assessment of compliance with servicing criteria with respect to any period during which there was no applicable servicing criteria applicable to it.

10.  This report on Form 10-K does not include the servicer compliance statements of (i) Situs Holdings, LLC, as special servicer for the 360 Rosemary mortgage loan under the BMO 2022-C1 PSA, (ii) Situs Holdings, LLC, as special servicer for the 601 Lexington Avenue mortgage loan under the BXP 2021-601L TSA, (iii) Rialto Capital Advisors, LLC, as special servicer for the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA, (iv) Rialto Capital Advisors, LLC, as special servicer for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA, (v) Wells Fargo Bank, National Association, as servicer prior to March 1, 2025 under the BXP 2021-601L TSA, pursuant to which the 601 Lexington Avenue mortgage loan is serviced, (vi) Trimont LLC, as servicer on and after March 1, 2025 under the BXP 2021-601L TSA, pursuant to which the 601 Lexington Avenue mortgage loan is serviced,  (vii) Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced, (viii) Trimont LLC, as master servicer on and after March 1, 2025 under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced and (ix) 3650 REIT Loan Servicing LLC, as special servicer for the Meadowood Mall mortgage loan under the 3650R 2022-PF2 PSA, because each of Situs Holdings, LLC, Rialto Capital Advisors, LLC, Wells Fargo Bank, National Association, Trimont LLC and 3650 REIT Loan Servicing LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Computershare Trust Company, National Association as certificate administrator under the COLEM 2022-HLNE TSA, the BBCMS 2021-C12 PSA, the BXP Trust 2021-601L TSA, the COMM 2022-HC TSA, the BMARK 2022-B32 PSA, the BBCMS 2022-C15 PSA and the 3650R 2022-PF2 PSA and (ii) Wells Fargo Bank, National Association, as certificate administrator under the UBS 2019-C18 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

Item 1117 of Regulation AB, Legal Proceedings.

Disclosure from Wilmington Trust, National Association (“WTNA”) (i) as trustee, (ii) as trustee under the COLEM 2022-HLNE TSA, pursuant to which the Coleman Highline Phase IV mortgage loan is serviced, (iii) as trustee under the BBCMS 2021-C12 PSA, pursuant to which the AMF Portfolio mortgage loan is serviced, (iv) as trustee under the COMM 2022-HC TSA, pursuant to which the Hudson Commons mortgage loan is serviced, (v) as trustee under the BMARK 2022-B32 PSA, pursuant to which the Bedrock Portfolio mortgage loan is serviced and (vi) as trustee under the BBCMS 2022-C15 PSA, pursuant to which the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan are serviced.:

On February 3, 2026, certain investors served WTNA with a civil complaint, filed in the Supreme Court of the State of New York, County of New York, for an unspecified amount of damages arising from alleged breaches of contract and duties related to WTNA’s roles as custodian and indenture trustee for certain Tricolor Holdings, LLC asset-backed securitization transactions.  The plaintiffs generally assert causes of action related to WTNA’s purported failure to comply with certain provisions related to waterfall payments, servicing transition costs and post-event of default duties and related to WTNA’s purported failure to perform certain actions as custodian with respect to the related receivables.  WTNA intends to vigorously defend itself against this legal action.

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

(4.4) Trust and Servicing Agreement, dated as of December 29, 2021 (“BXP 2021-601L TSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc, as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as servicer, Situs Holdings, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and trustee (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K dated February 28, 2022, and filed by the registrant on February 28, 2022 under Commission File No. 333-255934-01, and is incorporated by reference herein). (See Explanatory Note 3)

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

(4.8) Pooling and Servicing Agreement, dated as of December 1, 2019 (“UBS 2019-C18 PSA”), by and among UBS Commercial Mortgage Securitization Corp., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, Rialto Capital Advisors, LLC as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.7 to the registrant's Current Report on Form 8-K dated February 28, 2022, and filed by the registrant on February 28, 2022 under Commission File No. 333-255934-01, and is incorporated by reference herein). (See Explanatory Note 7)

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

33.17  Computershare Trust Company, National Association, as custodian for the AMF Portfolio mortgage loan under the BBCMS 2021-C12 PSA. (see Exhibit 33.7)

33.18  Wilmington Trust, National Association, as trustee under the BBCMS 2021-C12 PSA, pursuant to which the AMF Portfolio mortgage loan is serviced. (see Exhibit 33.8)

33.19  Wells Fargo Bank, National Association, as servicer prior to March 1, 2025 under the BXP 2021-601L TSA, pursuant to which the 601 Lexington Avenue mortgage loan is serviced.

33.20 Trimont LLC, as servicer on and after March 1, 2025 under the BXP 2021-601L TSA, pursuant to which the 601 Lexington Avenue mortgage loan is serviced.

33.21  CoreLogic Solutions, LLC, as servicing function participant for the 601 Lexington Avenue mortgage loan under the BXP 2021-601L TSA.

33.22  Situs Holdings, LLC, as special servicer for the 601 Lexington Avenue mortgage loan under the BXP 2021-601L TSA. (see Exhibit 33.4)

33.23  Computershare Trust Company, National Association, as custodian for the 601 Lexington Avenue mortgage loan under the BXP 2021-601L TSA (see Exhibit 33.7)

33.24  Computershare Trust Company, National Association, as trustee under the BXP 2021-601L TSA, pursuant to which the 601 Lexington Avenue mortgage loan is serviced. (see Exhibit 33.6)

33.25  KeyBank National Association, as master servicer under the COMM 2022-HC TSA, pursuant to which the Hudson Commons mortgage loan is serviced. (see Exhibit 33.1)

33.26  CWCapital Asset Management LLC, as special servicer for the Hudson Commons mortgage loan under the COMM 2022-HC TSA. (see Exhibit 33.2)

33.27  Park Bridge Lender Services LLC, as operating advisor for Hudson Commons mortgage loan under the COMM 2022-HC TSA. (see Exhibit 33.5)

33.28  Computershare Trust Company, National Association, as custodian for the Hudson Commons mortgage loan under the COMM 2022-HC TSA. (see Exhibit 33.7)

33.29  Wilmington Trust, National Association, as trustee under the COMM 2022-HC TSA, pursuant to which the Hudson Commons mortgage loan is serviced. (omitted; see Explanatory Note 9)

33.30  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2022-B32 PSA, pursuant to which the Bedrock Portfolio mortgage loan is serviced.

33.31  KeyBank National Association, as special servicer for the Bedrock Portfolio mortgage loan under the BMARK 2022-B32 PSA. (see Exhibit 33.1)

33.32  Pentalpha Surveillance LLC, as operating advisor for the Bedrock Portfolio mortgage loan under the BMARK 2022-B32 PSA. (see Exhibit 33.16)

33.33  Computershare Trust Company, National Association, as custodian for the Bedrock Portfolio mortgage loan under the BMARK 2022-B32 PSA. (see Exhibit 33.7)

33.34  Wilmington Trust, National Association, as trustee under the BMARK 2022-B32 PSA, pursuant to which the Bedrock Portfolio mortgage loan is serviced. (see Exhibit 33.8)

33.35  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C15 PSA, pursuant to which the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan are serviced. (see Exhibit 33.30)

33.36  Rialto Capital Advisors, LLC, as special servicer for the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA.

33.37  Pentalpha Surveillance LLC, as operating advisor for the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA. (see Exhibit 33.16)

33.38  Computershare Trust Company, National Association, as custodian for the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA. (see Exhibit 33.7)

33.39  Wilmington Trust, National Association, as trustee under the BBCMS 2022-C15 PSA, pursuant to which the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan are serviced. (see Exhibit 33.8)

33.40  Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced. (see Exhibit 33.19)

33.41 Trimont LLC, as master servicer on and after March 1, 2025 under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced. (see Exhibit 33.20)

33.42  CoreLogic Solutions, LLC, as servicing function participant under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced. (see Exhibit 33.21)

33.43  Rialto Capital Advisors, LLC, as special servicer for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA. (see Exhibit 33.36)

33.44  Park Bridge Lender Services LLC, as operating advisor for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA. (see Exhibit 33.5)

33.45  Wells Fargo Bank, National Association, as custodian for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA.

33.46  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA. (see exhibit 33.7)

33.47  Wilmington Trust, National Association, as trustee under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced. (see Exhibit 33.8)

33.48  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced. (see Exhibit 33.30)

33.49  Park Bridge Lender Services LLC, as operating advisor for the Meadowood Mall mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 33.5)

33.50  Computershare Trust Company, National Association, as custodian for the Meadowood Mall mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 33.7)

33.51  Computershare Trust Company, National Association, as trustee under the 3650R 2022-PF2 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced. (see Exhibit 33.6)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 9)

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

34.17  Computershare Trust Company, National Association, as custodian for the AMF Portfolio mortgage loan under the BBCMS 2021-C12 PSA. (see Exhibit 34.7)

34.18  Wilmington Trust, National Association, as trustee under the BBCMS 2021-C12 PSA, pursuant to which the AMF Portfolio mortgage loan is serviced. (see Exhibit 34.8)

34.19  Wells Fargo Bank, National Association, as servicer prior to March 1, 2025 under the BXP 2021-601L TSA, pursuant to which the 601 Lexington Avenue mortgage loan is serviced.

34.20 Trimont LLC, as servicer on and after March 1, 2025 under the BXP 2021-601L TSA, pursuant to which the 601 Lexington Avenue mortgage loan is serviced.

34.21  CoreLogic Solutions, LLC, as servicing function participant for the 601 Lexington Avenue mortgage loan under the BXP 2021-601L TSA.

34.22  Situs Holdings, LLC, as special servicer for the 601 Lexington Avenue mortgage loan under the BXP 2021-601L TSA. (see Exhibit 34.4)

34.23  Computershare Trust Company, National Association, as custodian for the 601 Lexington Avenue mortgage loan under the BXP 2021-601L TSA (see Exhibit 34.7)

34.24  Computershare Trust Company, National Association, as trustee under the BXP 2021-601L TSA, pursuant to which the 601 Lexington Avenue mortgage loan is serviced. (see Exhibit 34.6)

34.25  KeyBank National Association, as master servicer under the COMM 2022-HC TSA, pursuant to which the Hudson Commons mortgage loan is serviced. (see Exhibit 34.1)

34.26  CWCapital Asset Management LLC, as special servicer for the Hudson Commons mortgage loan under the COMM 2022-HC TSA. (see Exhibit 34.2)

34.27  Park Bridge Lender Services LLC, as operating advisor for Hudson Commons mortgage loan under the COMM 2022-HC TSA. (see Exhibit 34.5)

34.28  Computershare Trust Company, National Association, as custodian for the Hudson Commons mortgage loan under the COMM 2022-HC TSA. (see Exhibit 34.7)

34.29  Wilmington Trust, National Association, as trustee under the COMM 2022-HC TSA, pursuant to which the Hudson Commons mortgage loan is serviced. (omitted; see Explanatory Note 9)

34.30  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2022-B32 PSA, pursuant to which the Bedrock Portfolio mortgage loan is serviced.

34.31  KeyBank National Association, as special servicer for the Bedrock Portfolio mortgage loan under the BMARK 2022-B32 PSA. (see Exhibit 34.1)

34.32  Pentalpha Surveillance LLC, as operating advisor for the Bedrock Portfolio mortgage loan under the BMARK 2022-B32 PSA. (see Exhibit 34.16)

34.33  Computershare Trust Company, National Association, as custodian for the Bedrock Portfolio mortgage loan under the BMARK 2022-B32 PSA. (see Exhibit 34.7)

34.34  Wilmington Trust, National Association, as trustee under the BMARK 2022-B32 PSA, pursuant to which the Bedrock Portfolio mortgage loan is serviced. (see Exhibit 34.8)

34.35  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C15 PSA, pursuant to which the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan are serviced. (see Exhibit 34.30)

34.36  Rialto Capital Advisors, LLC, as special servicer for the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA.

34.37  Pentalpha Surveillance LLC, as operating advisor for the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA. (see Exhibit 34.16)

34.38  Computershare Trust Company, National Association, as custodian for the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA. (see Exhibit 34.7)

34.39  Wilmington Trust, National Association, as trustee under the BBCMS 2022-C15 PSA, pursuant to which the IPCC National Storage Portfolio XV mortgage loan and the 2 Riverfront Plaza mortgage loan are serviced. (see Exhibit 34.8)

34.40  Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced. (see Exhibit 34.19)

34.41 Trimont LLC, as master servicer on and after March 1, 2025 under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced. (see Exhibit 34.20)

34.42  CoreLogic Solutions, LLC, as servicing function participant under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced. (see Exhibit 34.21)

34.43  Rialto Capital Advisors, LLC, as special servicer for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA. (see Exhibit 34.36)

34.44  Park Bridge Lender Services LLC, as operating advisor for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA. (see Exhibit 34.5)

34.45  Wells Fargo Bank, National Association, as custodian for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA.

34.46  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA. (see exhibit 34.7)

34.47  Wilmington Trust, National Association, as trustee under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced. (see Exhibit 34.8)

34.48  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced. (see Exhibit 34.30)

34.49  Park Bridge Lender Services LLC, as operating advisor for the Meadowood Mall mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 34.5)

34.50  Computershare Trust Company, National Association, as custodian for the Meadowood Mall mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 34.7)

34.51  Computershare Trust Company, National Association, as trustee under the 3650R 2022-PF2 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced. (see Exhibit 34.6)

35 Servicer compliance statement. (See Explanatory Note 10)

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

Date: March 31, 2026